Form 10-K
SALOMON BROS MORT SEC VII INC MOR PA THR CERT SE 1997 HUD2
filed 1998-04-14
CIK 1050386

SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

                FORM 10-K

Annual Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 1997

Commission File Number: 333-22559

Salomon Brothers Mortgage Securities VII, Inc.
(Exact Name of registrant as specified in its charter)

Delaware                      13-3439681
(State or Other Juris-            (I.R.S. Employer
diction of Incorporation)        Identification No.)

Seven World Trade Center, New York, New York 10048
(Address of Principal Executive Office)

212-783-5659
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997.

Not applicable.

Number of shares of common stock outstanding a s of December 31, 1997.

Not applicable.

              Table of Contents


  PART I

  Item 1. Business..................................................3

  Item 2. Properties................................................3

  Item 3. Legal Proceedings.........................................3

  Item 4. Submission Of Matters To A Vote Of Security Holders.......3

  PART II

  Item 5. Market For Registrant's Common Equity And
  Related Shareholder Matters.......................................3

  Item 6. Selected Financial Data...................................3

  Item 7. Management's Discussion And Analysis Of Financial Condition
            And Results Of Operations...............................4

  Item 8. Financial Statements And Supplementary Data...............4

  Item 9. Changes In And Disagreements With Accountants On
            Accounting And Financial Disclosure.....................4

  PART III

  Item 10. Directors And Executive Officers Of The Registrant.......4

  Item 11. Executive Compensation...................................4

  Item 12. Security Ownership Of Certain Beneficial Owners And
            Management..............................................4

  Item 13. Certain Relationships And Related Transactions...........4

  PART IV

  Item 14. Exhibits, Financial Statement Schedules And Reports On
            Form 8-K................................................4

  Signatures........................................................4

  Exhibit Index.....................................................4

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K relates to the Trust Fund formed, and the Mortgage Pass-Through Certificates, Series 1997-HUD 2 issued, pursuant to a Pooling and Servicing Agreement, dated as of November 1, 1997 (the "Pooling and Servicing Agreement"), by and among Salomon Brothers Mortgage Securities VII, Inc. as sponsor
(the "Company"), Wilshire Servicing Corporation, as master servicer,
 LaSalle National Bank, as trustee and REMIC administrator, and ABN AMRO Bank, N.V., as fiscal agent. The Certificates have been registered pursuant to the Act under a Registration Statement on Form S-3 (No. 333-27083) (the "Registration
Statement").

Capitalized terms used herein and not defined have the same meanings ascribed to such terms in the Pooling and Servicing Agreement.

This Annual Report is being filed by the Trustee, in its capacity as such under the Pooling and Servicing Agreement, on behalf of Registrant. The information contained herein has been supplied to the Trustee by one or more of the Borrowers or other third parties without independent review or investigation by the Trustee. Pursuant to the Pooling and Servicing Agreement, the Trustee is not responsible for the accuracy or completeness of such information.

ITEM 2.         PROPERTIES

See Exhibits 99.1 and 99.2 hereto for Servicer s Annual Statement of Compliance and Servicer s Independent Accountant s Report on Servicer's servicing activities.

ITEM 3.         LEGAL PROCEEDINGS

Except for claims arising in the ordinary course of business and which are covered by liability insurance, there are no material pending legal proceedings involving the Trust Fund, the Mortgages comprising the Trust Fund or the Trustee, the Special Servicer or the Servicer with respect to or affecting their respective duties under the Pooling and Servicing Agreement.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

There was one registered holder of the Certificate representing an equity interest in the Trust as of December 31, 1997. To the Registrant's knowledge, as of that date, there was no principal market in which the Certificates representing an equity interest in the Trust were traded.

ITEM 6.         SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF A FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.

Not applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY  DATA

Not applicable.



ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

The information required by Items 10, 11, 12 and 13 is not applicable as the trust fund does not have directors or officers and Certificateholders have no right to vote (except with respect to required consents to certain amendments to the Pooling and Servicing Agreement and upon certain events of default) or control the Trust Fund.

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K

(a)
1.     Servicer's Annual Statement of Compliance for the period ended
       12/31/97.
2. Servicer's Independent Accountant's Report on Servicer's servicing activities.

(b) All current Reports on Form 8-K for the Trust have been filed as of 12/31/97.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its by the undersigned thereunto duly authorized.


                              LASALLE NATIONAL BANK, IN
                              ITS CAPACITY AS TRUSTEE UNDER
                              THE POOLING AND SERVICING
                              AGREEMENT ON BEHALF OF Salomon
                         Brothers Mortgage Securities
                         VII, Inc., REGISTRANT


                              By: /s/ Russell Goldenberg
                              Name:  Russell Goldenberg
                              Title: Senior Vice President
                              Dated: April 14, 1998








EXHIBIT INDEX


Exhibit No.     Description

99.1   Servicer's Annual Statement of Compliance
99.2 Servicer's Independent Accountants' Report on Servicer's servicing activities













Exhibit 99.1

WILSHIRE CREDIT CORPORATION

                                 P.O. Box 8517
                          Partlana, Oregon 972077-8517
                                 (603) 223-5600

OFFICER'S CERTIFICATE

April 1, 1998

LaSalle National Bank
Attn: Asset-Backed Securities Trust Group
Salomon Brothers Mortgage Securities Series 1997-HUD2
135 South LaSalle Street \ Suite 1740
Chicago, IL 60674-4107

RE: Pooling & Servicing Agreement dated November 1, 1997 by and among
 Salomon    Brothers Mortgage Securities VII, Inc., Wilshire Servicing
 Corporation, LaSalle National Bank-, and ABN Amro Bank N.V.
 Wilshire Mortgage Loan Trust -Series 1997-HUD2 (pool 81)

Ladies and Gentleman-,

In accordance with the provision of section 3.20 of the above-referenced Pooling & Servicing Agreement, the undersigned hereby certifies that (a) a review of the activities of Wilshire Credit Corporation (Servicer) during the preceding calendar year and of Servicer's performance under this Agreement has been made under my supervision and (b) to the best of my knowledge the Servicer has falfilled all its respective obligations under the Agreement throughout the year in all material respects.

Wilshire Credit Corporation

by: /s/ Chris Tassos
Name:Chris Tassos
Title: Executive Vice President

Wilshire Credit Corporation

By: /s/ Phillip Vincent
Name: Ohillip Vincent
Title: Chief Financial Officer

Wilshire Credit Corporation

by:/s/ Glenn Ohl
Name: Glenn Ohl
Title: Executive Vice President

                      TOLL FREE PHONE: (800) 77&0100 TOLL
                            FREE FAX. (800) 776-6599
                FAX. (503) 22M799 TELEX: 376-2848 TO: EASYPLEX,
                                 75716, 1350


Exhibit 99.2

ARTHUR ANDERSEN LLP

REPORT OF MEPENDENT PTTBLTC ACCOUNTANTS

To the Board of Directors of
Wilshire Credit Corporation:

We have examined management's assertion about Wilshire Credit Corporation's (the Company) compliance with the minimum seivicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of S5 million and an errors and omissions policy in the amount of Sl million as of and for the year ended December 31, 1997 included in the accompanying Management's Assertion on Minimum Servicing Standards. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance wiEh the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Company's ct~mpliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the afOT=CntiOned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $5 million and an errors and omissions policy in the amount of S I million as of and for the year ended December 3 1, 1997 is fairly stated, in all material respects.

/s/ Arthur Anderson LLP

Los Amgclcs, California
March 31, 1998